Form 10-K
period 2019-12-31
USAA Auto Owner Trust 2019-1; USAA ACCEPTANCE LLC
filed 2020-03-27
CIK 1780984, 1178049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number of Issuing Entity: 333-229302-01

Central Index Key Number of Issuing Entity: 0001780984

USAA Auto Owner Trust 2019-1

(Exact name of Issuing Entity as specified in its charter)

Commission File Number of Depositor: 333-229302

Central Index Key Number of Depositor: 0001178049

USAA Acceptance, LLC

(Exact name of Depositor as specified in its charter)

Central Index Key Number of Sponsor: 0000908392

USAA Federal Savings Bank

(Exact name of Sponsor as specified in its charter)

Delaware	82-6467553
(State or other jurisdiction of incorporation or organization of Issuing Entity)	(I.R.S. Employer Identification No. of Issuing Entity)

c/o Wells Fargo Delaware Trust Company, National Association 919 Market Street Suite 1600 Wilmington, Delaware	19801
(Address of principal executive offices) of Issuing Entity)	(Zip Code)

(302) 575-2004

(Issuing Entity’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:        None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act).  ☐    Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  ☐    Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large Accelerated Filer:	☐	Accelerated Filer:	☐

Non-accelerated filer:	☒	Smaller reporting company:	☐

Emerging Growth Company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Documents incorporated by reference: See Exhibit Index.

FORM 10-K

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 1.	Business.
(B) Item 1A.	Risk Factors.
(C) Item 2.	Properties.
(D) Item 3.	Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B) Item 6.	Selected Financial Data.
(C) Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(D) Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
(E) Item 8.	Financial Statements and Supplementary Data.
(F) Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G) Item 9A.	Controls and Procedures.

Item 9B.	Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 10.	Directors, Executive Officers and Corporate Governance.
(B) Item 11.	Executive Compensation.
(C) Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(D) Item 13.	Certain Relationships and Related Transactions, and Director Independence.
(E) Item 14.	Principal Accounting Fees and Services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	(1) Not applicable.

(2) Not applicable.

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index below and either included or incorporated by reference as indicated.

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Formation of the Depositor (incorporated by reference from Exhibit 3.1 to Form SF-3/A of Depositor filed with the Commission on March 24, 2016).

Exhibit 3.2	Amended and Restated Limited Liability Company Agreement of the Depositor (incorporated by reference from Exhibit 3.2 to Form SF-3/A of Depositor filed with the Commission on March 24, 2016).

Exhibit 4.1	Indenture, dated as of July 31, 2019, between the Issuing Entity and the Indenture Trustee, and acknowledged and accepted by the Depositor and USAA Federal Savings Bank (incorporated by reference from Exhibit 4.1 to the Issuing Entity’s filing on Form 8-K filed with the Commission on August 1, 2019).

Exhibit 10.1	Purchase Agreement, dated as of July 31, 2019, between USAA Federal Savings Bank, as seller, and the Depositor (incorporated by reference from Exhibit 10.1 to the Issuing Entity’s filing on Form 8-K filed with the Commission on August 1, 2019).

Exhibit 10.2	Sale and Servicing Agreement, dated as of July 31, 2019, among the Issuing Entity, the Depositor, USAA Federal Savings Bank, as servicer, and the Indenture Trustee (incorporated by reference from Exhibit 10.2 to the Issuing Entity’s filing on Form 8-K filed with the Commission on August 1, 2019).

Exhibit 10.3	Administration Agreement, dated as of July 31, 2019, between the Issuing Entity and the Administrator, and acknowledged and accepted by the Indenture Trustee (incorporated by reference from Exhibit 10.3 to the Issuing Entity’s filing on Form 8-K filed with the Commission on August 1, 2019).

Exhibit 10.4	Amended and Restated Trust Agreement, dated as of July 31, 2019, between the Depositor and the Owner Trustee (incorporated by reference from Exhibit 10.4 to the Issuing Entity’s filing on Form 8-K filed with the Commission on August 1, 2019).

Exhibit 10.5	Asset Representations Review Agreement, dated as of July 31, 2019, among USAA Federal Savings Bank, the Issuing Entity and Clayton Fixed Income Services LLC (incorporated by reference from Exhibit 10.5 to the Issuing Entity’s filing on Form 8-K filed with the Commission on August 1, 2019).

Exhibit 31	Certification of Senior Officer in Charge of Securitization of the Depositor Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of USAA Federal Savings Bank.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria of U.S. Bank National Association.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria of Ernst & Young LLP, on behalf of USAA Federal Savings Bank.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young, on behalf of U.S. Bank National Association.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the period beginning January 1, 2019 and ended December 31, 2019.

(c)	None.

Item 16.	Form 10-K Summary.

Not Applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers – Financial Information).

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending against any of USAA Federal Savings Bank (in its capacity as the sponsor, (the “Sponsor”), in its capacity as an originator contemplated by Item 1110(b) of Regulation AB, (the “Originator”), in its capacity as servicer, (the “Servicer”) and in its capacity as administrator (the “Administrator”) of USAA Auto Owner Trust 2019-1 (the “Issuing Entity”), USAA Acceptance, LLC (the “Depositor”), Wells Fargo Delaware Trust Company, National Association (the “Owner Trustee”) or the Issuing Entity, or of which any property of the foregoing is the subject, that are or would be material to holders of the asset-backed notes (the “Notes”) or the asset-backed certificate (the “Certificate”). No such proceedings are known to be contemplated by governmental authorities.

U.S. Bank National Association, as the indenture trustee (the “Indenture Trustee”), has provided the following information for inclusion in this Form 10-K:

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default. Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.). The complaint, which was later amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and servicing of the student loans.

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the lawsuit are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, U.S. Bank requested a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are being litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.

U.S. Bank intends to continue to defend this lawsuit vigorously.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Servicer and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicer and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm, which reports are also attached as exhibits to this Form 10-K. Neither the Servicing Reports nor the Attestation Reports for the Indenture Trustee and the Servicer have identified any material instances of noncompliance with the servicing criteria described in such Servicing Report as being applicable to the Indenture Trustee or the Servicer, as applicable.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicer has completed a statement of compliance with its activities during the reporting period and of its performance under the applicable servicing agreement (a “Compliance Statement”), signed by an authorized officer of the Servicer. The Compliance Statement is attached as Exhibit 35.1 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USAA ACCEPTANCE, LLC

By:	/s/ Brett Seybold
Name:	Brett Seybold
Title:	President, Chief Executive Officer, Treasurer, Principal Financial Officer, Comptroller and Senior Officer in Charge of Securitization

Date: March 27, 2020

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

Not Applicable.