Form 10-K
period 2020-12-31
USAA Auto Owner Trust 2019-1; USAA ACCEPTANCE LLC
filed 2021-03-26
CIK 1780984, 1178049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Central Index Key Number of Sponsor: 0000908392

USAA Federal Savings Bank

(Exact name of Sponsor as specified in its charter)

Delaware	84-6494206
(State or other jurisdiction of incorporation or organization of Issuing Entity)	(I.R.S. Employer Identification No. of Issuing Entity)

c/o Wells Fargo Delaware Trust Company, National Association 919 Market Street Suite 1600 Wilmington, Delaware	19801
(Address of principal executive offices) of Issuing Entity)	(Zip Code)

(302) 575-2004

(Issuing Entity’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Documents incorporated by reference: See Exhibit Index.

FORM 10-K

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 1.	Business.
(B) Item 1A.	Risk Factors.
(C) Item 2.	Properties.
(D) Item 3.	Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B) Item 6.	Selected Financial Data.
(C) Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(D) Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
(E) Item 8.	Financial Statements and Supplementary Data.
(F) Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G) Item 9A.	Controls and Procedures.

Item 9B.	Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 10.	Directors, Executive Officers and Corporate Governance.
(B) Item 11.	Executive Compensation.
(C) Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(D) Item 13.	Certain Relationships and Related Transactions, and Director Independence.
(E) Item 14.	Principal Accounting Fees and Services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	(1) Not applicable.

(2) Not applicable.

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index below and either included or incorporated by reference as indicated.

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Certificate of Formation of the Depositor (incorporated by reference from Exhibit 3.1 to Form SF-3/A of Depositor filed with the Commission on March 24, 2016).

Exhibit 3.2	Amended and Restated Limited Liability Company Agreement of the Depositor (incorporated by reference from Exhibit 3.2 to Form SF-3/A of Depositor filed with the Commission on March 24, 2016).

Exhibit 4.1	Indenture, dated as of July 31, 2019, between the Issuing Entity and the Indenture Trustee, and acknowledged and accepted by the Depositor and USAA Federal Savings Bank (incorporated by reference from Exhibit 4.1 to the Issuing Entity’s filing on Form 8-K filed with the Commission on August 1, 2019).

Exhibit 10.1	Purchase Agreement, dated as of July 31, 2019, between USAA Federal Savings Bank, as seller, and the Depositor (incorporated by reference from Exhibit 10.1 to the Issuing Entity’s filing on Form 8-K filed with the Commission on August 1, 2019).

Exhibit 10.2	Sale and Servicing Agreement, dated as of July 31, 2019, among the Issuing Entity, the Depositor, USAA Federal Savings Bank, as servicer, and the Indenture Trustee (incorporated by reference from Exhibit 10.2 to the Issuing Entity’s filing on Form 8-K filed with the Commission on August 1, 2019).

Exhibit 10.3	Administration Agreement, dated as of July 31, 2019, between the Issuing Entity and the Administrator, and acknowledged and accepted by the Indenture Trustee (incorporated by reference from Exhibit 10.3 to the Issuing Entity’s filing on Form 8-K filed with the Commission on August 1, 2019).

Exhibit 10.4	Amended and Restated Trust Agreement, dated as of July 31, 2019, between the Depositor and the Owner Trustee (incorporated by reference from Exhibit 10.4 to the Issuing Entity’s filing on Form 8-K filed with the Commission on August 1, 2019).

Exhibit 10.5	Asset Representations Review Agreement, dated as of July 31, 2019, among USAA Federal Savings Bank, the Issuing Entity and Clayton Fixed Income Services LLC (incorporated by reference from Exhibit 10.5 to the Issuing Entity’s filing on Form 8-K filed with the Commission on August 1, 2019).

Exhibit 31	Certification of Senior Officer in Charge of Securitization of the Depositor Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of USAA Federal Savings Bank.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria of U.S. Bank National Association.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria of Ernst & Young LLP, on behalf of USAA Federal Savings Bank.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young, on behalf of U.S. Bank National Association.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the period beginning January 1, 2020 and ended December 31, 2020.

(c)	None.

Item 16.	Form 10-K Summary.

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

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appeared to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the lawsuit are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

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

Date: March 26, 2021

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

Not Applicable.